Form 10-K/A
Fremont Home Loan Trust 2006-1
filed 2007-06-07
CIK 1357374

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                  FORM 10-K/A

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

     Not Applicable.

     ITEM 8.  Financial Statements and Supplementary Data.

     Not Applicable.

     ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not Applicable.

     ITEM 9A.  Controls and Procedures.

     Not Applicable.

     ITEM 9A(T).  Controls and Procedures.

     Not Applicable.

     ITEM 9B. Other Information.

     Pursuant to the terms of the Pooling and Servicing Agreement, Wells Fargo Bank, N.A. succeeded Fremont Investment & Loan as servicer on July 1, 2006.

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

        Pursuant to a Form 12b-25 filed on May 11, 2007, Fremont General Corporation ("Fremont General"), the parent of Fremont Investment & Loan ("Fremont"), announced that it was delaying the filing of its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007.

     Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.
     None.

     Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria. See Item 15, Exhibit 33.

     The following parties have reported one or more instances of material noncompliance with applicable servicing criteria in their reports on assessments of compliance:

     The 1122 statements for Wells Fargo Bank, N.A. (servicer) has disclosed the following instances of material noncompliance with certain servicing criteria applicable to the Company during the year ended December 31, 2006:

     1. 1122(d)(3)(i) - Delinquency Reporting - The Company provided incomplete data to some third parties who use such data to calculate delinquency ratios and determine the status of loans with respect to bankruptcy, foreclosure or real estate owned. Instead of the actual due date being provided for use in calculating delinquencies, the date of the first payment due to the security was provided.

     2. 1122(d)(4)(vii) - Notification of Intent to Foreclose - The Company, as required by certain servicing agreements, did not provide investors with prior notification of intent to foreclose.

      On April 2, 2007, the  Registrant  filed a Form 10-K with the Securities
      and Exchange   Commission  that  omitted  the  Attestation  Report
      required by Regulation AB of Fremont Investment & Loan, the servicer of the mortgage loans under the pooling and servicing agreement. On April 2, 2007, the Registrant also filed a Form 12b-25, which extended the deadline to file until April 17, 2007. Fremont Investment & Loan has provided the Registrant with the Attestation Report and such report has been included in this Form 10-K/A.

     Item 1123 of Regulation AB, Servicer Compliance Statement.
     See Item 15, Exhibit 35.

     ITEM 15. Exhibits, Financial Statement Schedules.

    (a) Exhibits

      4 Pooling and Servicing Agreement, dated as of April 1, 2006, among
        Financial Asset Securities Corp., Deutsche Bank National Trust Company and Wells Fargo Bank, N.A. (incorporated herein by reference from Exhibit 4.1 of the Current Report on Form 8-K of the registrant, as filed with the Commission on May 3, 2006 and as amended on July 25, 2006).

     10 Incorporated by reference as Exhibit (4).

     31 Section 302 Certification.

     33.1 Servicer's Annual Report on Assessment of Compliance for Fremont Investment & Loan, for Year End December 31, 2006.

     33.2 Land America Tax and Flood Services, Inc. Annual Report on Assessment of Compliance for Year End December 31, 2006.

     33.3 Servicer's Annual Report on Assessment of Compliance for Wells Fargo Bank, N.A., for Year End December 31, 2006.

     33.4 Regulus Group LLC's Annual Report on Assessment of Compliance for Year End December 31, 2006.

     33.5 ZC Sterling Insurance Agency Inc's Annual Report on Assessment of Compliance for Year End December 31, 2006.

     33.6 Trustee's Annual Report on Assessment of Compliance for Year End December 31, 2006.

     34.1 Servicer's Annual Attestation Report on Assessment of Compliance with Servicing Criteria for Fremont Investment & Loan, for Year End December 31, 2006.

     34.2 Land America Tax and Flood Services, Inc.Annual Attestation Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006

     34.3 Servicer's Annual Attestation Report on Assessment of Compliance with Servicing Criteria for Wells Fargo Bank, N.A., for Year End December 31, 2006.

     34.4 Regulus Group LLC's Annual Attestation Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006.

     34.5 ZC Sterling Insurance Agency Inc's Annual Attestation Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006.

     34.6 Trustee's Annual Attestation Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006.

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

     Date:  May 31, 2007





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

     10 Incorporated by reference as Exhibit (4).

     31 Section 302 Certification.

     33.1 Servicer's Annual Report on Assessment of Compliance for Fremont Investment & Loan, for Year End December 31, 2006.

     33.2 Land America Tax and Flood Services, Inc. Annual Report on Assessment of Compliance for Year End December 31, 2006.

     33.3 Servicer's Annual Report on Assessment of Compliance for Wells Fargo Bank, N.A., for Year End December 31, 2006.

     33.4 Regulus Group LLC's Annual Report on Assessment of Compliance for Year End December 31, 2006.

     33.5 ZC Sterling Insurance Agency Inc's Annual Report on Assessment of Compliance for Year End December 31, 2006.

     33.6 Trustee's Annual Report on Assessment of Compliance for Year End December 31, 2006.

     34.1 Servicer's Annual Attestation Report on Assessment of Compliance with Servicing Criteria for Fremont Investment & Loan, for Year End December 31, 2006.

     34.2 Land America Tax and Flood Services, Inc.Annual Attestation Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006

     34.3 Servicer's Annual Attestation Report on Assessment of Compliance with Servicing Criteria for Wells Fargo Bank, N.A., for Year End December 31, 2006.

     34.4 Regulus Group LLC's Annual Attestation Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006.

     34.5 ZC Sterling Insurance Agency Inc's Annual Attestation Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006.

     34.6 Trustee's Annual Attestation Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006.

     35.1 Servicer's Annual Statement of Compliance for Fremont Investment & Loan, for Year End December 31, 2006.

     35.2 Servicer's Annual Statement of Compliance for Wells Fargo Bank, N.A., Year End December 31, 2006.